Form 10-K
period 2016-03-31
SMART ABS Series 2014-1US Trust; Macquarie Leasing Pty Ltd
filed 2016-06-23
CIK 1601385, 1549785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number of issuing entity: 333-181822-04

Central Index Key Number of issuing entity: 0001601385

SMART ABS SERIES 2014-1US TRUST

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor: 333-181822

Central Index Key Number of depositor and sponsor: 0001549785

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or-non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

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

None.

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

None.

ITEM 1115(B) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

The following financial statements are hereby incorporated by reference in this Form 10-K: (i) the consolidated audited financial statements of Australia and New Zealand Banking Group Limited (“ANZ”) and its subsidiaries as of September 30, 2012 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited (“Macquarie Leasing”) with the Securities and Exchange Commission (the “SEC”) on December 18, 2012 (File No. 333-181822), (ii) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2013 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 20, 2013 (File No. 333-181822), (iii) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2014, and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 9, 2014 (File No. 333-181822) , (iv) the consolidated unaudited financial statements of ANZ and its subsidiaries as of March 31, 2015 and for the half year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on May 14, 2015 (File No. 333-181822) and (v) the consolidated unaudited financial statements of ANZ and its subsidiaries as of March 31, 2016 and for the half year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on May 11, 2016 (File No. 333-181822).

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

The Bank of New York Mellon (formerly The Bank of New York) (“BNYM” and as US$ note trustee, US$ note registrar and principal paying agent) has provided the following disclosure: In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon was named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigation vigorously.

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

(D) ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(E) ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to the Instructions to Item 1119 of Regulation AB, information required by Item 1119 has been omitted from this annual report on Form 10-K.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List the following documents filed as part of this Form 10-K:

1. Not applicable.

2. Not applicable.

3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	Not applicable.

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

Macquarie Leasing Pty Limited
(Depositor)

By:	/s/ Karleen Munns
Karleen Munns
Director*

Dated: June 17, 2016

*	Karleen Munns is a director of the Depositor and is the senior officer in charge of securitization of the Depositor.

EXHIBIT INDEX

Exhibit No.	Document Description

1.1	US$ Underwriting Agreement, dated March 5, 2014, among RBS Securities Inc., individually and as representative of J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc. and ANZ Securities, Inc., Macquarie Leasing Pty Limited, Macquarie Securities Management Pty Limited and Perpetual Trustee Company Limited.*

4.1	Master Trust Deed* (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement No. 333-181822 filed on September 26, 2012).

4.2	SMART ABS Series 2014-1US Trust Trust Creation Deed, dated February 26, 2014, made by Perpetual Trustee Company Limited.*

4.3	Master Security Trust Deed* (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement No. 333-181822 filed on September 26, 2012).

4.4	SMART ABS Series 2014-1US Trust General Security Deed, dated February 26, 2014, among Macquarie Securities Management Pty Limited, Perpetual Trustee Company Limited, The Bank of New York Mellon and P.T. Limited.*

4.5	SMART ABS Series 2014-1US Trust US$ Note Trust Deed (including US$ Note Terms and Conditions), dated March 4, 2014, among The Bank of New York Mellon, Macquarie Leasing Pty Limited, Macquarie Securities Management Pty Limited and Perpetual Trustee Company Limited.*

4.6	SMART ABS Series 2014-1US Trust Series Supplement, dated March 4, 2014, among Macquarie Securities Management Pty Limited, Perpetual Trustee Company Limited, Macquarie Bank Limited and Macquarie Leasing Pty Limited.*

10.1	Master Sale and Servicing Deed* (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form S-3 Registration Statement No. 333-181822 filed on September 26, 2012).

10.2	SMART ABS Series 2014-1US Trust Agency Agreement, dated March 4, 2014, among The Bank of New York Mellon, Macquarie Securities Management Pty Limited and Perpetual Trustee Company Limited.*

10.3	SMART ABS Series 2014-1US Trust Currency Swap Agreement relating to the US$ Notes (including the Schedule and Credit Support Annex as defined in that agreement), dated as of March 4, 2014, among Australia and New Zealand Banking Group Limited, Perpetual Trustee Company Limited and Macquarie Securities Management Pty Limited, together with an executed copy of each Confirmation relating to such agreement, effective on March 14, 2014.*

10.4	SMART ABS Series 2014-1US Trust Fixed Rate Swap Agreement (including the Schedule and Credit Support Annex as defined in that agreement), dated March 4, 2014, among Macquarie Bank Limited, Perpetual Trustee Company Limited and Macquarie Securities Management Pty Limited, together with an executed copy of the Confirmation relating to such agreement, effective on March 14, 2014.*

10.5	SMART ABS Series 2014-1US Trust Regulation AB Compliance Agreement, dated March 4, 2014, amongst Perpetual Trustee Company Limited, Macquarie Securities Management Pty Limited, Macquarie Leasing Pty Limited, Macquarie Bank Limited, Australia and New Zealand Banking Group Limited and The Bank of New York Mellon.*

31.1	Section 302 Certification.

33.1	Report on Assessment of Compliance with Servicing Criteria of Macquarie Leasing Pty Limited.

33.2	Report on Assessment of Compliance with Servicing Criteria of Macquarie Securities Management Pty Limited.

33.3	Report on Assessment of Compliance with Servicing Criteria of Perpetual Trustee Company Limited.

33.4	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers, on behalf of Macquarie Leasing Pty Limited.

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers, on behalf of Macquarie Securities Management Pty Limited.

34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Perpetual Trustee Company Limited.

34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Macquarie Leasing Pty Limited.

35.2	Servicer Compliance Statement of Macquarie Securities Management Pty Limited.

99.1	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2012 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 18, 2012, are incorporated herein by reference.*

99.2	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2013 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 20, 2013, are incorporated herein by reference.*

99.3	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2014 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 9, 2014, are incorporated herein by reference.*

99.4	The consolidated unaudited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of March 31, 2015 and for the half year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on May 14, 2015, are incorporated herein by reference.*

99.5	The consolidated unaudited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of March 31, 2016 and for the half year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on May 11, 2016, are incorporated herein by reference.*

*	Previously filed.