Form 10-K
period 2017-03-31
SMART ABS Series 2014-1US Trust; Macquarie Leasing Pty Ltd
filed 2017-06-26
CIK 1601385, 1549785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

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

None.

ITEM 1115(B) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

The following financial statements are hereby incorporated by reference in this Form 10-K: (i) the consolidated audited financial statements of Australia and New Zealand Banking Group Limited (“ANZ”) and its subsidiaries as of September 30, 2012 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited (“Macquarie Leasing”) with the Securities and Exchange Commission (the “SEC”) on December 18, 2012 (File No. 333-181822), (ii) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2013 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 20, 2013 (File No. 333-181822), (iii) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2014, and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 9, 2014 (File No. 333-181822) , (iv) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2014, and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 9, 2014 (File No. 333-181822), (v) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2015, and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 1, 2015 (File No. 333-181822) and (vi) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2016, and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 15, 2016 (File No. 333-181822).

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

The Bank of New York Mellon (formerly The Bank of New York) (“BNYM” and as US$ note trustee, US$ note registrar and principal paying agent) has provided the following disclosure: In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.

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

In Appendix B of the Report on Assessment of Macquarie Securities Management Pty Limited attached as Exhibit 33.2 of this Form 10-K, Macquarie Securities Management Pty Limited identifies a material instance of noncompliance with the servicing criteria under Item 1122(d)(3)(i)(B) of Regulation AB. Specifically, reports to investors provided information in relation to delinquency and net loss ratios that was not calculated in accordance with the terms specified in the transaction agreements. A formula error relating to looking up a date that was not the distribution date in January 2017 resulted in 0% being displayed for preceding period ratios for that month and several following months and $0 being displayed for one instance of cumulative net losses for the preceding period. This also affected average ratios in the same months. This material instance of noncompliance relates to SMART ABS Series 2013-2US Trust, SMART ABS Series 2014-1US Trust, SMART ABS Series 2015-1US Trust, SMART ABS Series 2015-3US Trust and SMART ABS Series 2016-2US Trust. A formula error also resulted in an incorrect ratio being displayed in SMART ABS Series 2012-4US. The unaudited table below shows the months affected by these issues along with the correct information.

SMART ABS Series 2012-4US Trust

Collections Period Distribution Date	May-16 14-Jun-16	Jun-16 14-Jul-16	Jul-16 15-Aug-16
Net Loss % Average - Current Period	0.02969%
Net Loss % Average - 1st Preceding Collection Period		0.02969%
Net Loss % Average - 2nd Preceding Collection Period			0.02969%
Net Loss % Average - 4 month average	0.07866%	0.07600%	0.07545%
Net Loss % - Current Period	0.03141%
Net Loss % - 1st Preceding Collection Period		0.03141%
Net Loss % - 2nd Preceding Collection Period			0.03141%
Net Loss % - 4 month average	0.08233%	0.08001%	0.07948%

SMART ABS Series 2013-2US Trust

Collections Period Distribution Date	Dec-16 17-Jan-17	Jan-17 14-Feb-17	Feb-17 14-Mar-17	Mar-17 18-Apr-17
Delinquency Ratio - 2nd Preceding Collection Period		0.82193%	0.80342%
Three-Month Average Delinquency Ratio		0.93153%	1.13653%
Net Loss % Average - 1st Preceding Collection Period	0.06185%	0.09237%
Net Loss % Average - 2nd Preceding Collection Period		0.06185%	0.09237%
Net Loss % Average - 3rd Preceding Collection Period		0.05643%		0.09237%
Net Loss % Average - 4 month average	0.09356%	0.08114%	0.08427%	0.09540%
Net Loss % - 1st Preceding Collection Period	0.06527%	0.09686%
Net Loss % - 2nd Preceding Collection Period		0.06527%	0.09686%
Net Loss % - 3rd Preceding Collection Period		0.05924%		0.09686%
Net Loss % - 4 month average	0.09810%	0.08513%	0.08832%	0.10007%

SMART ABS Series 2014-1US Trust

Collections Period Distribution Date	Dec-16 17-Jan-17	Jan-17 14-Feb-17	Feb-17 14-Mar-17	Mar-17 18-Apr-17
Delinquency Ratio - 2nd Preceding Collection Period		0.41899%	0.43781%
Three-Month Average Delinquency Ratio		0.48184%	0.55362%
Net Loss % Average - 1st Preceding Collection Period	0.06974%	0.03921%
Net Loss % Average - 2nd Preceding Collection Period		0.06974%	0.03921%
Net Loss % Average - 3rd Preceding Collection Period		0.02395%		0.03921%
Net Loss % Average - 4 month average	0.05157%	0.04852%	0.06410%	0.05407%
Net Loss % - 1st Preceding Collection Period	0.07203%	0.04042%
Net Loss % - 2nd Preceding Collection Period		0.07203%	0.04042%
Net Loss % - 3rd Preceding Collection Period		0.02474%		0.04042%
Net Loss % - 4 month average	0.05323%	0.05004%	0.06611%	0.05579%

SMART ABS Series 2015-1US Trust

Collections Period Distribution Date	Dec-16 17-Jan-17
Net Loss % Average - 1st Preceding Collection Period	0.06617%
Net Loss % Average - 4 month average	0.05476%
Net Loss % - 1st Preceding Collection Period	0.06749%
Net Loss % - 4 month average	0.05580%

SMART ABS Series 2015-3US Trust

Collections Period Distribution Date	Dec-16 17-Jan-17	Jan-17 14-Feb-17	Feb-17 14-Mar-17	Mar-17 18-Apr-17
Delinquency Ratio - 1st Preceding Collection Period		0.38353%
Delinquency Ratio - 2nd Preceding Collection Period			0.38353%
Three-Month Average Delinquency Ratio		0.38810%	0.46117%
Cumulative Net Losses for Last Collection Period		2,670,891.77
Net Loss % Average - 1st Preceding Collection Period	0.04356%	0.02815%
Net Loss % Average - 2nd Preceding Collection Period			0.02815%
Net Loss % Average - 3rd Preceding Collection Period				0.02815%
Net Loss % Average - 4 month average	0.05324%	0.03475%	0.03990%	0.04614%
Net Loss % - 1st Preceding Collection Period	0.04422%	0.02857%
Net Loss % - 2nd Preceding Collection Period			0.02857%
Net Loss % - 3rd Preceding Collection Period				0.02857%
Net Loss % - 4 month average	0.05402%	0.03526%	0.04052%	0.04692%

SMART ABS Series 2016-2US Trust

Collections Period Distribution Date	Dec-16 17-Jan-17
Net Loss % Average - 1st Preceding Collection Period	0.00303%
Net Loss % Average - 4 month average	0.00160%
Net Loss % - 1st Preceding Collection Period	0.00307%
Net Loss % - 4 month average	0.00162%

In SMART ABS Series 2016-2US Trust, the BBSW and LIBOR rates were incorrectly reversed and interest rates were displayed as the margin only across reports filed with the SEC for the financial year ending 31 March 2017. This has been corrected for future filings.

Distributions to investors were not affected by any of the above and Macquarie Securities Management Pty Limited has implemented additional check cells within its systems to prevent such occurrence in the future along with a more robust sign off of static information in servicer reports for new Trusts.

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

Macquarie Leasing Pty Limited
(Depositor)

By:	/s/ Karleen Munns
Karleen Munns
Director*

Dated: 26 June 2017

*	Karleen Munns is a director of the Depositor and is the senior officer in charge of securitization of the Depositor.

EXHIBIT INDEX

Exhibit No.	Document Description

1.1	US$ Underwriting Agreement, dated March 5, 2014, among RBS Securities Inc., individually and as representative of J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc. and ANZ Securities, Inc., Macquarie Leasing Pty Limited, Macquarie Securities Management Pty Limited and Perpetual Trustee Company Limited.*

4.1	Master Trust Deed* (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement No. 333-181822 filed on September 26, 2012).

4.2	SMART ABS Series 2014-1US Trust Trust Creation Deed, dated February 26, 2014, made by Perpetual Trustee Company Limited.*

4.3	Master Security Trust Deed* (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement No. 333-181822 filed on September 26, 2012).

4.4	SMART ABS Series 2014-1US Trust General Security Deed, dated February 26, 2014, among Macquarie Securities Management Pty Limited, Perpetual Trustee Company Limited, The Bank of New York Mellon and P.T. Limited.*

4.5	SMART ABS Series 2014-1US Trust US$ Note Trust Deed (including US$ Note Terms and Conditions), dated March 4, 2014, among The Bank of New York Mellon, Macquarie Leasing Pty Limited, Macquarie Securities Management Pty Limited and Perpetual Trustee Company Limited.*

4.6	SMART ABS Series 2014-1US Trust Series Supplement, dated March 4, 2014, among Macquarie Securities Management Pty Limited, Perpetual Trustee Company Limited, Macquarie Bank Limited and Macquarie Leasing Pty Limited.*

10.1	Master Sale and Servicing Deed* (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form S-3 Registration Statement No. 333-181822 filed on September 26, 2012).

10.2	SMART ABS Series 2014-1US Trust Agency Agreement, dated March 4, 2014, among The Bank of New York Mellon, Macquarie Securities Management Pty Limited and Perpetual Trustee Company Limited.*

10.3	SMART ABS Series 2014-1US Trust Currency Swap Agreement relating to the US$ Notes (including the Schedule and Credit Support Annex as defined in that agreement), dated as of March 4, 2014, among Australia and New Zealand Banking Group Limited, Perpetual Trustee Company Limited and Macquarie Securities Management Pty Limited, together with an executed copy of each Confirmation relating to such agreement, effective on March 14, 2014.*

10.4	SMART ABS Series 2014-1US Trust Fixed Rate Swap Agreement (including the Schedule and Credit Support Annex as defined in that agreement), dated March 4, 2014, among Macquarie Bank Limited, Perpetual Trustee Company Limited and Macquarie Securities Management Pty Limited, together with an executed copy of the Confirmation relating to such agreement, effective on March 14, 2014.*

10.5	SMART ABS Series 2014-1US Trust Regulation AB Compliance Agreement, dated March 4, 2014, amongst Perpetual Trustee Company Limited, Macquarie Securities Management Pty Limited, Macquarie Leasing Pty Limited, Macquarie Bank Limited, Australia and New Zealand Banking Group Limited and The Bank of New York Mellon.*

31.1	Section 302 Certification.

33.1	Report on Assessment of Compliance with Servicing Criteria of Macquarie Leasing Pty Limited.

33.2	Report on Assessment of Compliance with Servicing Criteria of Macquarie Securities Management Pty Limited.

33.3	Report on Assessment of Compliance with Servicing Criteria of Perpetual Trustee Company Limited.

33.4	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers, on behalf of Macquarie Leasing Pty Limited.

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers, on behalf of Macquarie Securities Management Pty Limited.

34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Perpetual Trustee Company Limited.

34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Macquarie Leasing Pty Limited.

35.2	Servicer Compliance Statement of Macquarie Securities Management Pty Limited.

99.1	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2012 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 18, 2012, are incorporated herein by reference.*

99.2	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2013 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 20, 2013, are incorporated herein by reference.*

99.3	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2014 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 9, 2014, are incorporated herein by reference.*

99.4	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2015 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 1, 2015, are incorporated herein by reference.*

99.5	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2016 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 15, 2016, are incorporated herein by reference.*

*	Previously filed.